Form 10-Q
period 2026-06-30
Praetorian Acquisition Corp.
filed 2026-08-07
CIK 2093912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

(Registrant’s telephone number)

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 3, 2026, there were 25,489,750 Class A ordinary shares, $0.0001 par value and 8,433,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PRAETORIAN ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PRAETORIAN ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$1,786,759	$—
Prepaid expenses	193,622	25,000
Total current assets	1,980,381	25,000
Deferred offering costs	—	239,716
Long-term prepaid insurance	63,000	—
Marketable securities held in Trust Account	256,720,939	—
Total Assets	$258,764,320	$264,716

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$75,000	$128,386
Accrued expenses	1,179,162	35,884
Promissory note - related party	—	124,650
Total current liabilities	1,254,162	288,920
Deferred underwriting fee	7,590,000	—
Total Liabilities	8,844,162	288,920

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 25,300,000 shares at redemption value of $10.15 per share as of June 30, 2026 and no shares as of December 31, 2025	256,720,939	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 189,750 and no shares issued and outstanding (excluding 25,300,000 and no shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	19	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 8,433,333 shares issued and outstanding as of June 30, 2026 and December 31, 2025(1)	843	843
Additional paid-in capital	—	24,157
Accumulated deficit	(6,801,643)	(49,204)
Total Shareholders’ Deficit	(6,800,781)	(24,204)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$258,764,320	$264,716

(1)	As of December 31, 2025, included up to 1,100,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (as defined below) (see Note 5). On March 12, 2026, the Underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the additional Units (as defined below) occurred on March 16, 2026. As such, on March 16, 2026, the 1,100,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRAETORIAN ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
General and administrative costs	$1,258,135	$1,640,879
Loss from operations	(1,258,135)	(1,640,879)

Other income:
Interest earned on marketable securities held in Trust Account	2,266,535	3,720,939

Net income	$1,008,400	$2,080,060

Weighted average shares outstanding, Class A ordinary shares	25,489,750	20,928,169

Basic and diluted net income per share, Class A ordinary shares	$0.03	$0.07

Weighted average shares outstanding, Class B ordinary shares(1)	8,433,333	7,977,532

Basic net income per share, Class B ordinary shares	$0.03	$0.07

Weighted average shares outstanding, Class B ordinary shares	8,433,333	8,433,333

Diluted net income per share Class B ordinary shares	$0.03	$0.07

(1)	Through March 16, 2026, excluded up to 1,100,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (Note 5). On March 12, 2026, the Underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the additional Units occurred on March 16, 2026. As such, on March 16, 2026, the 1,100,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRAETORIAN ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025(1)	—	$—	8,433,333	$843	$24,157	$(49,204)	$(24,204)

Accretion for Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	(9,792,813)	(6,565,964)	(16,358,777)

Sale of 5,000,000 Private Placement Warrants	—	—	—	—	5,000,000	—	5,000,000

Fair value of Public Warrants at issuance	—	—	—	—	4,216,667	—	4,216,667

Fair value of representative shares at issuance	189,750	19	—	—	745,699	—	745,718

Allocated value of transaction costs to Class A shares	—	—	—	—	(193,710)	—	(193,710)

Net income	—	—	—	—	—	1,071,660	1,071,660

Balance – March 31, 2026 (Unaudited)	189,750	19	8,433,333	843	$—	(5,543,508)	(5,542,646)

Accretion for Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(2,266,535)	(2,266,535)

Net income	—	—	—	—	—	1,008,400	1,008,400

Balance – June 30, 2026 (Unaudited)	189,750	$19	8,433,333	$843	$—	$(6,801,643)	$(6,800,781)

(1)	Included up to 1,100,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters (see Note 5). On March 12, 2026, the Underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the additional Units occurred on March 16, 2026. As such, on March 16, 2026, the 1,100,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRAETORIAN ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,080,060
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,720,939)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(188,218)
Accrued expenses	1,143,278
Long-term prepaid insurance	(63,000)
Net cash used in operating activities	(748,819)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(253,000,000)
Net cash used in investing activities	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	251,102,500
Proceeds from sale of Private Placement Warrants	5,000,000
Repayment of promissory note - related party	(129,650)
Payment of offering costs	(437,272)
Net cash provided by financing activities	255,535,578

Net Change in Cash and cash equivalents	1,786,759
Cash and cash equivalents – Beginning of period	—
Cash and cash equivalents – End of period	$1,786,759

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Deferred offering costs paid through promissory note – related party	$5,000
Deferred underwriting fee payable	$7,590,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRAETORIAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026
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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from September 29, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,670,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to the Company’s sponsor, Praetorian Sponsor LLC (the “Sponsor”), generating gross proceeds of $4,670,000 (the “Private Placement”). Each Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Transaction costs amounted to $10,881,416, consisting of $1,897,500 of cash underwriting fees, $7,590,000 of deferred underwriting fees, and $1,296,648 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding taxes payable on the income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

PRAETORIAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026
(Unaudited)

On March 12, 2026, the Underwriters exercised the over-allotment option (the Underwriters’ 45-day option to purchase up to an additional 3,300,000 Units to cover over-allotments, the “Over-Allotment Option”) in full, and the closing of the issuance and sale of the additional Units (the “Over-Allotment Option Units”) occurred on March 16, 2026. The total aggregate issuance by the Company of 3,300,000 Units at a price of $10.00 per Unit resulted in total gross proceeds of $33,000,000. On March 16, 2026, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 330,000 Private Placement Warrants, generating gross proceeds of $330,000 (the “OA Private Placement,” together with the Private Placement, the “Private Placements”). The Private Placement Warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as the transaction did not involve a public offering.

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

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares (as defined below) and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of Clear Street LLC, as representative of the several underwriters of the Initial Public Offering (the “Underwriters”) against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

PRAETORIAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 26, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 30, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had $1,786,759 of cash and cash equivalents and working capital of $726,219.

The Company initially has until January 26, 2028 to consummate the initial Business Combination (assuming no extensions). If the Company does not complete a Business Combination, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that a Business Combination might not occur within the 24-month period from the date of the Initial Public Offering.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Completion Window, currently January 26, 2028, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Completion Window. The Company intends to complete the initial Business Combination before the end of the Completion Window. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Completion Window.

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

JUNE 30, 2026
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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of unaudited condensed financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $130,739 and $0 in cash as of June 30, 2026 and December 31, 2025, respectively. The Company had $1,656,020 and $0 in cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

At June 30, 2026, substantially all the assets held in the Trust Account, amounting to $256,720,939, were held in money market funds, which are invested primarily in treasury securities. At December 31, 2025, the Company did not have a Trust Account. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin SAB Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit as the Public Warrants and Private Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

PRAETORIAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026
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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date. The Underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since the Underwriters did not exercise their overallotment option at the closing of the Initial Public Offering. On January 26, 2026, the Company consummated the Initial Public Offering of 22,000,000 units at $10.00 per Unit, generating gross proceeds of $220,000,000. On March 12, 2026, the Underwriters exercised their Over-Allotment Option in full to purchase an additional 3,300,000 Over-Allotment Option Units at a purchase price of $10.00 per Unit, generating additional gross proceeds of $33,000,000, and the closing of the issuance and sale of the additional Units occurred on March 16, 2026. As of March 16, 2026, an aggregate amount of $253,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering (including the Over-Allotment Option Units) and the sale of the Private Placement Warrants were placed in the Trust Account.

Warrant Instruments

The Company accounted for the Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815. As of June 30, 2026, there were 13,433,333 Warrants outstanding, including 8,433,333 Public Warrants and 5,000,000 Private Placement Warrants.

PRAETORIAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026
(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. At December 31, 2025, there were no Class A ordinary shares subject to possible redemption outstanding. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to Public Warrants	(4,216,667)
Public Shares issuance costs	(10,687,706)
Plus:
Accretion of carrying value to redemption value	16,358,777
Class A ordinary shares subject to possible redemption, March 31, 2026	254,454,404
Plus:
Accretion of carrying value to redemption value	2,266,535
Class A ordinary shares subject to possible redemption, June 30, 2026	$256,720,939

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026		June 30, 2026
Basic net income per ordinary share	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$757,710	$250,690	$1,505,995	$574,065
Denominator:
Basic weighted average shares outstanding	25,489,750	8,433,333	20,928,169	7,977,532
Basic net income per ordinary share	$0.03	$0.03	$0.07	$0.07

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026		June 30, 2026
Diluted net income per ordinary share	Class A	Class B	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$757,710	$250,690	$1,482,616	$597,444
Denominator:
Diluted weighted average shares outstanding	25,489,750	8,433,333	20,928,169	8,433,333
Diluted net income per ordinary share	$0.03	$0.03	$0.07	$0.07

PRAETORIAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026
(Unaudited)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

The Private Placement Warrants will be identical to the warrants underlying the Units sold in the Initial Public Offering except that, so long as they are held by the Sponsor or its permitted transferees, the Private Placement Warrants (i) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination and (ii) will be entitled to registration rights.

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

PRAETORIAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026
(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On October 14, 2025, the Company issued an aggregate of 8,433,333 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.003 per share) from the Sponsor to cover certain expenses on behalf of the Company. The Founder Shares included an aggregate of up to 1,100,000 shares, which were subject to forfeiture depending on the extent to which the Underwriters’ over-allotment option was exercised within the 45-day period following the closing of the Initial Public Offering. On March 12, 2026, the Underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the additional Units occurred on March 16, 2026. As such, on March 16, 2026, the 1,100,000 Class B ordinary shares are no longer subject to forfeiture.

On January 20, 2026, the Sponsor granted membership interests equivalent to an aggregate of 250,000 Founder Shares to the Company’s CFO and three independent directors in exchange for their services as CFO and directors of the Company, subject to forfeiture at the discretion of the Sponsor. The membership interest assignment of the Founder Shares to the holders of such interests is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 250,000 Founder Shares represented by such membership interests assigned to the holders of such interests on January 20, 2026 was $862,500 or $3.45 per share. The Company established the initial fair value of the Founder Shares on January 20, 2026, the date the assignment was granted, using a calculation prepared by a third party valuation team which takes into consideration the implied Class A share price of $9.85 multiplied by the probability of de-SPAC and instrument-specific market adjustment of 35.0%. The Founder Shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. The membership interests were assigned subject to forfeiture at the discretion of the Sponsor. Stock-based compensation would be recognized when the forfeiture restriction has been lifted, in an amount equal to the number of membership interests multiplied by the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of June 30, 2026, the Company determined that the assignment of Founder Shares to the CFO and independent directors will continue to be subject to the forfeiture clause and therefore no compensation expense has been recognized.

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

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on January 22, 2026 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor or its affiliate or designee a total of $25,000 per month for office space, utilities, secretarial and administrative support services. For the three and six months ended June 30, 2026, the Company incurred and paid $37,500 and $66,129, respectively, in fees for these services (including prorated fees for the period from January 22, 2026 to January 31, 2026).

PRAETORIAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026
(Unaudited)

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the working capital loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the working capital loans but no proceeds from the Trust Account would be used to repay the working capital loans. Up to $1,500,000 of such working capital loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. As of June 30, 2026 and December 31, 2025, no such working capital loans were outstanding.

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

Underwriters’ Agreement

The Underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,300,000 Units to cover over-allotments, if any. On March 12, 2026, the Underwriters elected to fully exercise their over-allotment option to purchase an additional 3,300,000 Units at a price of $10.00 per Unit, and the closing of the issuance and sale of the additional Units occurred on March 16, 2026.

The Underwriters were entitled to a cash underwriting discount of 0.60% of the gross proceeds of the Initial Public Offering, or $1,320,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. The Underwriters were also entitled to deferred commissions of 3.00% of the gross proceeds of the Initial Public Offering, or $6,600,000 in the aggregate (and an additional $990,000 as the Underwriters’ over-allotment option was exercised in full), payable upon the consummation of the initial Business Combination, with such 3.00% payable to the Underwriters in cash and due solely on amounts remaining in the Trust Account following shareholder redemptions.

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

PRAETORIAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026
(Unaudited)

Representative Shares

On January 26, 2026 the Company issued to Clear Street LLC, the representative of the Underwriters, 165,000 Class A ordinary shares (the “Representative Shares”). Additionally, an additional 24,750 Representative Shares were issued as the Underwriters’ over-allotment option was exercised in full. Clear Street has agreed not to transfer, assign or sell any such shares without the Company’s written consent until the completion of the initial Business Combination. In addition, Clear Street has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of an initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete an initial Business Combination within the Completion Window.

The Representative Shares issued to the Underwriters are in the scope of FASB ASC 718. Under FASB ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value on the assignment date. Additionally, under SAB Topic 5A, specific incremental costs directly attributable to a proposed or actual offering of equity securities may be deferred and charged against the gross proceeds of the Initial Public Offering. The Company estimated the fair value of the Representative Shares to be $648,450 or $3.93 per share. Accordingly, the fair value of $648,450 has been recorded as an offering cost which was closed to additional paid-in capital at the closing of the Initial Public Offering. The Company established the initial fair value for the Representative Shares on January 26, 2026, the date of the issuance, using Monte Carlo Simulation Model prepared by a third party valuation firm, which takes into consideration the fair value of Class A ordinary share of $9.83 multiplied by the probability of de-SPAC and market adjustment of 40.00%.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001. At June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 300,000,000 Class A ordinary shares at par value of $0.0001 per share. As of June 30, 2026, there were 189,750 Class A ordinary shares issued and outstanding, excluding 25,300,000 subject to possible redemption. As of December 31, 2025, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 30,000,000 Class B ordinary shares at par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 8,433,333 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,100,000 shares were subject to forfeiture depending on the extent to which the Underwriters’ over-allotment option was exercised within the 45-day period following the closing of the Initial Public Offering. On March 12, 2026, the Underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the additional Units occurred on March 16, 2026. As such, on March 16, 2026, the 1,100,000 Class B ordinary shares are no longer subject to forfeiture.

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, approximately 24.9% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of this offering (including any Class A ordinary shares issued pursuant to the Underwriters’ over-allotment option), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any Private Placement-equivalent warrants issued to the Sponsor or any of its affiliates or to the officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

PRAETORIAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026
(Unaudited)

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of the holders representing at least 90% of the issued Class B ordinary shares.

Warrants — As of June 30, 2026, there were 13,433,333 Warrants outstanding, including 8,433,333 Public Warrants and 5,000,000 Private Placement Warrants. At December 31, 2025, there were no outstanding warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

PRAETORIAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026
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

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. At June 30, 2026, assets held in the Trust Account were comprised of $256,720,939 in money market funds, which were invested primarily in U.S. government securities. At December 31, 2025, the Company did not have a Trust Account.

PRAETORIAN ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026
(Unaudited)

The fair value of the Public Warrants upon issuance at the IPO was $4,216,667 or $0.50 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The public warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics as set forth below:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$1,786,759	$—
Marketable securities held in Trust Account	$256,720,939	$—

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative costs	$1,258,135	$1,640,879
Interest earned on marketable securities held in Trust Account	$2,266,535	$3,720,939

The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholders’ value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated January 22, 2026, by and between the Company and Odyssey Transfer and Trust Company, as trustee.

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on September 29, 2025, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of 5,000,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) at a price of $1.00 per Private Placement Warrant, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure our shareholders that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 29, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the initial public offering (the “Initial Public Offering”), described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,008,400, which consists of interest income on marketable securities held in the Trust Account of $2,266,535 offset by general and administrative costs of $1,258,135.

For the six months ended June 30, 2026, we had a net income of $2,080,060, which consists of interest income on marketable securities held in the Trust Account of $3,720,939, offset by general and administrative costs of $1,640,879.

Liquidity, Capital Resources and Going Concern

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

Following the closing of the Initial Public Offering and the Private Placement, a total of $253,000,000, including the Over-Allotment Option exercise, was placed in the Trust Account. The proceeds held in the Trust Account may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer we hold investments in the Trust Account, we may, at any time (and will no later than 24 months (or 27 months if the Company has executed a letter of intent for an initial Business Combination within 24 months from the closing of the Initial Public Offering) from the closing of the Initial Public Offering (as may be extended by shareholder approval to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must consummate its initial Business Combination) or by such earlier liquidation date as our board of directors may approve (the “Completion Window”)) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account.

On March 12, 2026, Clear Street LLC, as representative of the several underwriters (the “Underwriters”) exercised the over-allotment option (the Underwriters’ 45-day option to purchase up to an additional 3,300,000 Units to cover over-allotments, the “Over-Allotment Option”) in full, and the closing of the issuance and sale of the additional Units (the “Over-Allotment Option Units”) occurred on March 16, 2026. The total aggregate issuance by the Company of 3,300,000 Units at a price of $10.00 per Unit resulted in total gross proceeds of $33,000,000. On March 16, 2026, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 330,000 Private Placement Warrants, generating gross proceeds of $330,000 (the “OA Private Placement,” together with the Private Placement, the “Private Placements”). The Private Placement Warrants were issued pursuant to Section 4(a)(2) of the Securities Act, as the transaction did not involve a public offering. We incurred $10,881,416, consisting of $1,897,500 of cash underwriting fees, $7,590,000 of deferred underwriting fees, and $1,296,648 of other offering costs.

For the six months ended June 30, 2026, cash used in operating activities was $748,819. Net income of $2,080,060 was affected by interest earned on marketable securities held in the Trust Account of $3,720,939. Changes in operating assets and liabilities provided $892,060 of cash for operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $256,720,939 (including approximately $3,720,939 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any permitted withdrawals and excluding deferred underwriting commissions), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash and cash equivalents of $1,786,759. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

The Company initially has until January 26, 2028 to consummate the initial Business Combination (assuming no extensions). If the Company does not complete a Business Combination, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that a Business Combination might not occur within the 24-month period from the date of the Initial Public Offering.

In connection with the Company’s assessment of going concern considerations in accordance with the Accounting Standards Codification (“ASC”) 205-40, “Going Concern,” as of June 30, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Completion Window, currently January 26, 2028, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Completion Window. The Company intends to complete the initial Business Combination before the end of the Completion Window. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Completion Window.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Administrative Support Agreement

We entered into an agreement with the Sponsor, commencing on January 22, 2026 through the earlier of our consummation of a business combination or its liquidation, to pay the Sponsor or its affiliate or designee a total of $25,000 per month for office space, utilities, secretarial and administrative support services. For the three and six months ended June 30, 2026, we incurred and paid $37,500 and $66,129, respectively, under this agreement.

Underwriting Agreement

The Underwriters were entitled to a cash underwriting discount of 0.60% of the gross proceeds of the Initial Public Offering, or $1,320,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. The Underwriters were also entitled to deferred commissions of 3.00% of the gross proceeds of the Initial Public Offering, or $6,600,000 in the aggregate (increased by an additional $990,000 to $7,590,000 in the aggregate as a result of the Underwriters’ full exercise of the over-allotment option), payable upon the consummation of the initial Business Combination, with such 3.00% payable to the Underwriters in cash and due solely on amounts remaining in the Trust Account following shareholder redemptions.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the working capital loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the working capital loans but no proceeds from the Trust Account would be used to repay the working capital loans. Up to $1,500,000 of such working capital loans may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. As of June 30, 2026 and December 31, 2025, no such working capital loans were outstanding.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with the accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of June 30, 2026.

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

Under the supervision and with the participation of our management, including our certifying officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our certifying officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 26, 2026, the Company consummated the Initial Public Offering of 22,000,000 Units at $10.00 per Unit, generating gross proceeds of $220,000,000. The securities sold in the offering were registered under the Securities Act of 1933, as amended (the “Securities Act”) on a registration statement on Form S-1 (No. 333-291569). The SEC declared the Company’s registration statement on Form S-1 effective on January 22, 2026.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,670,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a Private Placement to the Sponsor, generating gross proceeds to the Company of $4,670,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at $11.50 per share. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On March 12, 2026, the Underwriters exercised the Over-Allotment Option in full, and the closing of the issuance and sale of the Over-Allotment Option Units occurred on March 16, 2026. The total aggregate issuance by the Company of 3,300,000 Units at a price of $10.00 per Unit resulted in total gross proceeds of $33,000,000. On March 16, 2026, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the OA Private Placement. The Private Placement Warrants were issued pursuant to Section 4(a)(2) of the Securities Act, as the transaction did not involve a public offering.

On January 26, 2026 the Company issued to Clear Street LLC, the representative of the Underwriters, 165,000 Class A ordinary shares (the “Representative Shares”). Simultaneously with the sale of the Over-Allotment Option Units and the OA Private Placement, the Company issued an additional 24,750 Representative Shares to the Underwriters on the same terms and conditions as the Representative Shares issued in connection with the initial public offering consummated on January 26, 2026 (the “IPO” or the “Initial Public Offering”). Including the Over-Allotment Option Units, the Company has now sold a total of 25,300,000 Units, generating total gross proceeds of $253,000,000, and a total of 5,000,000 warrants in Private Placements to Praetorian Sponsor LLC, generating total gross proceeds of $5,000,000.

Of the gross proceeds received from the Initial Public Offering, the exercise of the Over-Allotment Option and the Private Placements, an aggregate of $253,000,000 was placed in the Trust Account.

We incurred $10,881,416 in transaction costs, consisting of $1,897,500 of cash underwriting fees, $7,590,000 of deferred underwriting fees, and $1,296,648 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated January 22, 2026, by and between the Company and Clear Street LLC, as representative of the several underwriters. (1)
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1)
4.1	Warrant Agreement, dated January 22, 2026, by and between the Company and Odyssey Transfer and Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated January 22, 2026, by and among the Company, Praetorian Sponsor LLC and each of the officers and directors of the Company. (1)
10.2	Investment Management Trust Agreement, dated January 22, 2026, by and between the Company and Odyssey Transfer and Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated January 22, 2026, by and between the Company, Praetorian Sponsor LLC, and Clear Street LLC. (1)
10.4	Private Placement Warrants Purchase Agreement, dated January 22, 2026, by and between the Company and Praetorian Sponsor LLC. (1)
10.5	Form of Indemnity Agreement (1)
10.6	Promissory Note, dated October 14, 2025, issued to Praetorian Sponsor LLC. (2)
10.7	Securities Subscription Agreement, dated October 14, 2025, between Praetorian Sponsor LLC and the Company. (2)
10.8	Administrative Services Agreement, dated January 22, 2026, by and between the Company and Praetorian Sponsor LLC. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 27, 2026 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on January 16, 2026 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRAETORIAN ACQUISITION CORP.

Date: August 6, 2026	By:	/s/ Justin Di Rezze
	Name:	Justin Di Rezze
	Title:	Chief Executive Officer and Director
(principal executive officer)

Date: August 6, 2026	By:	/s/ Peter Ondishin
	Name:	Peter Ondishin
	Title:	Chief Financial Officer and Director
(principal financial and accounting officer)